Form 10-K/A
period 1998-12-31
MORGAN STANLEY CAPITAL I INC COMM MORT PA TH CERT 1998-WF2
filed 1999-12-22
CIK 1067582

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                 Amendment No.1

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-45467-03

               Morgan Stanley Mortgage Capital Inc.
                Mortgage Pass-Through Certificates
                  Series  1998-WF2      Trust
        (Exact name of registrant as specified in its charter)



New York                         52-2140351, 52-2140355, 52-2140356
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Morgan Stanley Mortgage Capital Inc. Mortgage Pass-Through Certificates Series 1998-WF2 Trust established pursuant to a Pooling and Servicing Agreement among MORGAN STANLEY CAPITAL I INC., AS DEPOSITOR, WELLS FARGO BANK, NATIONAL ASSOCIATION, AS MASTER SERVICER, ORIX REAL ESTATE CAPITAL MARKETS (BANC ONE), AS SPECIAL SERVICER and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION, AS TRUSTEE, pursuant to which the Morgan Stanley Mortgage Capital Inc. Mortgage Pass-Through Certificates Series 1998-WF2 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                    a)   Wells Fargo, as Master Servicer <F2>
                    b) Orix Real Estate Capital Markets (Banc One) as Special Servicer <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                    a)   Wells Fargo, as Master Servicer <F2>
                    b) Orix Real Estate Capital Markets (Banc One) as Special Servicer <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                    a)   Wells Fargo, as Master Servicer <F2>
                    b) Orix Real Estate Capital Markets (Banc One) as Special Servicer <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F3>

            (b) On October 1, 1998, October 19, 1998, December 01, and December 30, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.

<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

<F3>  Previously filed.

                           SIGNATURE

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

Morgan Stanley Mortgage Capital Inc.
Mortgage Pass-Through Certificates
Series  1998-WF2      Trust

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice president
By:  /s/  Sherri J. Sharps, Vice president

Dated:  December 22, 1999

Exhibits
Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                    a)   Wells Fargo, as Master Servicer <F2>
                    b) Orix Real Estate Capital Markets (Banc One) as Special Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                    a)   Wells Fargo, as Master Servicer <F2>
                    b) Orix Real Estate Capital Markets (Banc One) as Special Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                    a)   Wells Fargo, as Master Servicer <F12
                    b) Orix Real Estate Capital Markets (Banc One) as Special Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F3>

<F1>  Filed herewith.

<F2>  Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report: and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

<F3>  Previously filed.